Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 1996-11-12
CIK 850424

                                      FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________________

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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10



SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       --------------      ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       44,542       $        1,277
              Nonoperating interests income receivable                                         89,458               63,572
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       134,000               64,849
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,042,364            2,044,592
         Less-Accumulated amortization                                                     (1,148,736)          (1,053,620)
                                                                                       ---------------     ----------------
                                                                                              893,628              990,972
                                                                                       ---------------     ----------------
                                                                                       $    1,027,628       $    1,055,821
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $        2,799       $       73,821
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,024,829              982,000
                                                                                       ---------------     ----------------

                                                                                       $    1,027,628       $    1,055,821
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                             September 30,
                                              ---------------------------------  ---------------------------------
                                                     1996             1995             1996               1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        89,291   $        25,211  $       270,372   $       112,269
   Interest income                                        160                18              203                40
                                              ---------------   ---------------  ---------------   ---------------
                                                       89,451            25,229          270,575           112,309
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        31,636            19,800           95,116            85,372
   General and administrative                           8,397            10,644           25,979            28,078
                                              ---------------   ---------------  ---------------   ---------------
                                                       40,033            30,444          121,095           113,450
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        49,418   $        (5,215) $       149,480   $        (1,141)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
    per unit                                  $          2.29   $          (.24) $          6.92   $          (.05)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1996                      1995
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      149,480          $        (1,141)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      95,116                   85,372
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                   (25,886)                   5,499
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                      749
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     218,710                   90,479
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (67,076)                 (28,223)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                         69,304                   12,125
    Payable related to property capital costs                                          (71,022)                 (19,410)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (68,794)                 (35,508)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (106,651)                 (54,930)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    43,265                       41
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,277                    1,207
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       44,542          $         1,248
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          458          $         1,402
                                                                               ===============          ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During
        1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1992, the cash distribution rate fell below 17.5 percent and thus beginning in 1993, the continuing costs and revenues are being shared 90 percent by the limited partners and 10 percent by the general partners.

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

                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 254 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $69,107 or 137 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 89 percent or $1.38/MCF and in oil prices of 37 percent or $5.77/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production increased 80 percent and 42 percent, respectively, when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated amortization expense increased 60 percent or $11,836.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 141 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $148,187 or 70 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 65 percent or $1.03/MCF and in oil prices of 23 percent or $3.70/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production increased 43 percent when compared to the corresponding period in 1995, further contributing to the increased revenues.

      Associated amortization expense increased 11 percent or $9,744.

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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                               (Registrant)
                                    By:        SWIFT ENERGY COMPANY
                            Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                        Senior Vice President, Secretary
                         and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                           Vice President, Controller
                        and Principal Accounting Officer