Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 1997-05-13
CIK 850424

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                 3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               8

PART II.    OTHER INFORMATION                                          9


SIGNATURES                                                            10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       95,822       $       82,689
              Nonoperating interests income receivable                                        125,890              134,349
                                                                                       --------------       --------------
                   Total Current Assets                                                       221,712              217,038
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,029,110            2,022,490
         Less-Accumulated amortization                                                     (1,221,820)          (1,189,840)
                                                                                       --------------       --------------
                                                                                              807,290              832,650
                                                                                       --------------       --------------
                                                                                       $    1,029,002       $    1,049,688
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,473       $        5,380
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,024,529            1,044,308
                                                                                       --------------       --------------
                                                                                       $    1,029,002       $    1,049,688
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        98,137   $        81,729
             Interest income                                                                 723                16
                                                                                 ---------------   ---------------
                                                                                          98,860            81,745
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 31,980            28,537
             General and administrative                                                   13,419             8,599
                                                                                 ---------------   ---------------
                                                                                          45,399            37,136
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        53,461   $        44,609
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          2.47
                                              ===============
         March 31, 1996                       $          2.07
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                        1997                  1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         53,461        $        44,609
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        31,980                 28,537
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (8,459)               (33,471)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        93,900                 39,675
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
          in oil and gas properties                                                       (6,620)               (25,137)
        Increase (decrease) in payable related to excess costs                              (907)                10,737
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                        (7,527)               (14,400)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (73,240)               (25,269)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      13,133                      6
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          82,689                  1,277
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         95,822        $         1,283
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $           399
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1989-A, Ltd., a Texas limited partnership ("the Partnership"), was formed on March 1, 1989, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 239 limited partners made total capital contributions of $2,160,097.

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

     Income from nonoperating interests increased 20 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $19,363 or 18 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 29 percent or $.70/MCF and in oil prices of 22 percent or $3.99/BBL had a significant impact on partnership performance. Current quarter oil production declined 11 percent and gas production declined a slight 1 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense increased 12 percent or $3,443.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                           PART II - OTHER INFORMATION




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


                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1989-A, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:     May 5, 1997          By:        /s/ John R. Alden
          -----------                     --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     May 5, 1997          By:        /s/ Alton D. Heckaman, Jr.
          -----------                     --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer