Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 1997-08-12
CIK 850424

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                  PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            9

PART II.    OTHER INFORMATION                                                                      11


SIGNATURES                                                                                         12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       84,265       $       82,689
              Nonoperating interests income receivable                                         87,001              134,349
                                                                                       --------------       --------------
                   Total Current Assets                                                       171,266              217,038
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,038,415            2,022,490
         Less-Accumulated amortization                                                     (1,249,385)          (1,189,840)
                                                                                       --------------       --------------
                                                                                              789,030              832,650
                                                                                       --------------       --------------
                                                                                       $      960,296       $    1,049,688
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,040       $        5,380
                                                                                       --------------       --------------

         Partners' Capital                                                                    956,256            1,044,308
                                                                                       --------------       --------------
                                                                                       $      960,296       $    1,049,688
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three Months Ended               Six Months Ended
                                                            June 30,                         June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997                1996            1997              1996
                                              ---------------   ---------------  ---------------  ----------------
REVENUES:
   Income from nonoperating interests         $        51,798   $        99,352  $       149,935   $       181,081
   Interest income                                        993                28            1,716                44
                                              ---------------   ---------------  ---------------   ---------------
                                                       52,791            99,380          151,651           181,125
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        27,565            34,943           59,545            63,480
   General and administrative                          12,120             8,984           25,539            17,582
                                              ---------------   ---------------  ---------------   ---------------
                                                       39,685            43,927           85,084            81,062
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        13,106   $        55,453  $        66,567   $       100,063
                                              ===============    ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .61   $          2.57  $          3.08   $          4.63
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                      1997                   1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       66,567          $       100,063
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      59,545                   63,480
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 20,705                  (52,876)
        (Increase) decrease in other current assets                                     26,643                       --
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              173,460                  110,667
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (15,925)                 (43,879)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   63,868
    Increase (decrease) in payable related to excess costs                              (1,340)                 (70,826)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                              (17,265)                 (50,837)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (154,619)                 (59,807)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,576                       23
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        82,689                    1,277
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       84,265          $         1,300
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $           458
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 48 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $45,147 or 34 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 39 percent in gas production and 9 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 18 percent or $.45/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 21 percent or $7,378.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 17 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $25,784 or 11 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 20 percent in gas production and 10 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 9 percent or $.23/MCF partially offset the production declines.

      Associated amortization expense declined 6 percent or $3,935.

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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1989-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer