Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 1997-11-12
CIK 850424

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       65,867       $       82,689
              Nonoperating interests income receivable                                         93,499              134,349
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       159,366              217,038
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,042,861            2,022,490
         Less-Accumulated amortization                                                     (1,279,260)          (1,189,840)
                                                                                       ---------------     ----------------
                                                                                              763,601              832,650
                                                                                       ---------------     ----------------
                                                                                       $      922,967       $    1,049,688
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,561       $        5,380
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    920,406            1,044,308
                                                                                       ---------------     ----------------
                                                                                       $      922,967       $    1,049,688
                                                                                       ===============     ================


                 See accompanying notes to financia statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        70,246   $        89,291  $       220,181   $       270,372
   Interest income                                        734               160            2,450               203
                                              ---------------   ---------------  ---------------   ---------------
                                                       70,980            89,451          222,631           270,575
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        29,875            31,636           89,420            95,116
   General and administrative                           7,682             8,397           33,221            25,979
                                              ---------------   ---------------  ---------------   ---------------
                                                       37,557            40,033          122,641           121,095
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        33,423   $        49,418  $        99,990   $       149,480
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.55   $          2.29  $          4.63   $          6.92
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       99,990          $       149,480
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      89,420                   95,116
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 14,207                  (25,886)
        (Increase) decrease in other current assets                                     26,643                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     230,260                  218,710
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (20,371)                 (67,076)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                   69,304
    Increase (decrease) in payable related to excess costs                              (2,819)                 (71,022)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (23,190)                 (68,794)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (223,892)                (106,651)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (16,822)                  43,265
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        82,689                    1,277
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       65,867          $        44,542
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           458
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 21 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $19,136 or 16 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 18 percent or $.53/MCF in gas prices and 15 percent or $3.16/BBL in oil prices had a significant impact on partnership performance. Also, current quarter gas production declined 16 percent or when compared to third quarter 1996 gas production, further contributing to decreased revenues.

      Associated amortization expense decreased 6 percent or $1,761.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 19 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $44,919 or 13 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 19 percent in gas production and 4 percent in oil production were major contributing factors to the increased revenues for the period. Decreased oil prices of 3 percent or $.60/BBL further contributed to the decreased revenues.

      Associated amortization expense declined 6 percent or $5,696.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1989-A, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer