Form 10-K405
period 1997-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 1998-03-25
CIK 850424

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _______________


                       Commission File number 0-18354


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                       76-0274241
(State of Organization)                 (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


                 Securities registered pursuant to Section 12(b)
                                   of the Act:
                                      None

                 Securities registered pursuant to Section 12(g)
                                   of the Act:
                       21,600.97 Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                       ---

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

                       Documents Incorporated by Reference

Document                                         Incorporated as to

    Registration Statement No. 33-15998             Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS


                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.

ITEM NO.                             PART I                                PAGE
   1           Business                                                    I-1
   2           Properties                                                  I-5
   3           Legal Proceedings                                           I-8
   4           Submission of Matters to a Vote of
                 Security Holders                                          I-8


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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 30% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


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

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

          1. The AWP Field is in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation, accounting for 34% of the value.

          2. The Shawnee Townsite Field is in Pottawatomie County, Oklahoma (Ellison acquisition). The wells produce from the Skinner Sand in this field and comprise approximately 23% of the value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                                  Net Production
                                       -----------------------------------
                                                For the Years Ended
                                                   December 31,
                                       -----------------------------------
                                         1997         1996          1995
                                       -------       -------       -------
Net Volumes (Equivalent MCFs)          137,763       170,029       138,553

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                      $2.07         $2.23         $1.08

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ----------------------------------------------------------------------------
                                            1997                       1996                         1995
                                    -------------------       ----------------------       ---------------------
                                                Natural                     Natural                     Natural
                                      Oil         Gas           Oil           Gas           Oil           Gas
                                    -------     -------       -------       --------       -------      --------
                                    (BBLS)       (MMCF)        (BBLS)        (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           52,982         456        66,969            579        84,857           677
                                    -------         ---       -------            ---       -------           ---
Proved reserves
   Balance at beginning
     of year                         75,377         675        94,706            758       107,783           755

   Extensions, discoveries
     and other additions                 --          --           863             39           286            10

   Revisions of previous
     estimates                       (2,139)        (24)       (3,697)           (13)       (3,330)           79

   Sales of minerals in
     place                             (454)        (26)       (4,674)           (10)       (1,211)           --

   Production                       (11,460)        (69)      (11,821)           (99)       (8,822)          (86)
                                    -------         ---       -------            ---       -------           ---

   Balance at end of year            61,324         556        75,377            675        94,706           758
                                    -------         ---       -------            ---       -------           ---


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                     Natural              Wells
                                                          Oil           Gas        --------------------
Acquisition                State(s)                     (BBLS)        (MMCF)       Gross           Net
-----------                ---------                    ------       -------       ------        ------
Shell Oil Company          TX                           10,754           272           67         0.622
Union Pacific              AR, KS, NM
                           OK, TX                       13,848            62          127         1.083
Allstate                   KS, LA, OK                       45            15          158         0.825
Ellison                    OK                           29,442             5           40         0.434
Cairn                      AL, AR, CA,
                           KS, LA, MI,
                           MS, NM, OK,
                           TX, WY                        3,333            15          177         0.406
Michael Hyde               AR, LA, OK,
                           TX                            2,500           113           25         0.289
U.S. Companies             TX                               49             3           19         0.115
Mission Oil
   Company                 TX                              610            17           47         0.093
Hardy Oil Company          TX                              227            10            4         0.004
Amoco                      OK                              516            44          108         0.059
                                                        ------         -----          ---        ------

                                                        61,324           556          772         3.930
                                                        ------         -----          ---        ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

         Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


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

Holders

         As of December 31, 1997, there were 239 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1996 and 1997, the Partnership distributed a total of $133,900 and $264,600, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     304,871      $     398,589      $      160,868    $     168,715     $     260,906
Income (Loss)              $     142,774      $     220,250      $       14,903    $      24,923     $      81,685
Total Assets               $     894,877      $   1,049,688      $    1,055,821    $   1,121,434     $   1,160,892
Cash Distributions         $     294,956      $     157,942      $       78,131    $     136,513     $     261,386
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
 Income (Loss) Per Unit    $        5.66      $        8.89      $        (1.31)   $         .63     $        2.86
Limited Partners' Cash
 Distributions Per Unit    $       12.25      $        6.20      $         3.20    $        5.62     $       10.87


Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidity and Capital Resources

Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $317,010, $217,252 and $108,828 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $78,517 $72,140 and $49,789, respectively. Cash distributions to partners totaled $294,956, $157,942 and $78,131 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 24 percent in 1997 over 1996. Oil and gas sales decreased 19 percent in 1997 vs. 1996. Production volumes decreased 19 percent due to a 30 percent gas production decrease and a 3 percent oil production decline. The decrease in production, due to accelerated production declines on mature wells, had a significant impact on partnership performance. A decline in the 1997 oil prices of 8 percent or $1.66/BBL further contributed to the partnership's decreased revenues. An increase in the 1997 gas prices of 5 percent or $.13/MCF partially offset the production declines.

         Total amortization expense for 1997 decreased 11 percent or $15,598 when compared to 1996.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


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

         Associated amortization expense increased 19 percent in 1996 when compared to 1995, as a result of the 23 percent production volume increase.

         During 1998, Partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85.15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name             Age            Swift and Other Companies
         ----             ---            -------------------------
                                    DIRECTORS

A. Earl Swift             64        Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           69        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           66        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen           73        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       62        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49        Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow         70        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            42        President, Chief Operating Officer

John R. Alden             52        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          50        Senior Vice President - Funds Management

James M. Kitterman        53        Senior Vice President - Operations

Joe A. D'Amico            49        Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.    40        Vice President - Finance and
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 1,294 Limited Partnership Units, which is 5.99 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnerships interest in the Partnership.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

               Balance Sheets as of December 31, 1997 and 1996          IV-3

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-4

               Statements of Partners' Capital for the years
                  ended December 31, 1997, 1996 and 1995                IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-6

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

  b(1) REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1989-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1989-A, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1989-A, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                       ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                                                            1997                 1996
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       30,952       $       82,689
              Nonoperating interests income receivable                                         78,106              134,349
                                                                                       --------------       --------------
                   Total Current Assets                                                       109,058              217,038
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,096,281            2,022,490
         Less-Accumulated amortization                                                     (1,310,462)          (1,189,840)
                                                                                       --------------       --------------
                                                                                              785,819              832,650
                                                                                       --------------       --------------
                                                                                       $      894,877       $    1,049,688
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        2,751       $        5,380
                                                                                       --------------       --------------

         Limited Partners' Capital (21,600.97 Limited Partnership Units;
                                    $100 per unit)                                            881,263            1,024,666
         General Partners' Capital                                                             10,863               19,642
                                                                                       --------------       --------------
                   Total Partners' Capital                                                    892,126            1,044,308
                                                                                       --------------       --------------
                                                                                       $      894,877       $    1,049,688
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                     1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       301,896  $       397,861   $       160,734
   Interest income                                                        2,975              728               134
                                                                ---------------  ---------------   ---------------
                                                                        304,871          398,589           160,868
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                                         120,622          136,220           114,001
   General and administrative                                            41,475           42,119            31,964
                                                                ---------------  ---------------   ---------------
                                                                        162,097          178,339           145,965
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       142,774  $       220,250   $        14,903
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment            Total
                                               --------------   ---------------  ---------------     --------------
Balance,
     December 31, 1994                         $    1,033,757   $        11,471  $            --     $    1,045,228

Income (Loss)                                         (28,283)           10,133           33,053             14,903

Cash Distributions                                    (69,100)           (9,031)              --            (78,131)
                                               --------------   ---------------  ---------------     --------------
Balance,
     December 31, 1995                                936,374            12,573           33,053            982,000
                                               --------------   ---------------  ---------------     --------------

Income (Loss)                                         192,032            31,111           (2,893)           220,250

Cash Distributions                                   (133,900)          (24,042)              --           (157,942)
                                               --------------   ---------------  ---------------     --------------
Balance,
    December 31, 1996                                 994,506            19,642           30,160          1,044,308
                                               --------------   ---------------  ---------------     --------------

Income (Loss)                                         122,207            21,577           (1,010)           142,774

Cash Distributions                                   (264,600)          (30,356)              --           (294,956)
                                               --------------   ---------------  ---------------     --------------
Balance,
    December 31, 1997                          $      852,113   $        10,863  $        29,150     $      892,126
                                               ==============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

               1995                             $       (1.31)
                                                =============
               1996                             $        8.89
                                                =============
               1997                             $        5.66
                                                =============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                   1997              1996             1995
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                             $       142,774   $       220,250  $        14,903
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                    120,622           136,220          114,001
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                56,243           (70,777)         (17,691)
        Increase (decrease) in accounts payable                                        (2,629)          (68,441)          (2,385)
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                 317,010           217,252          108,828
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (78,517)          (72,140)         (49,789)
    Proceeds from sales of nonoperating interests in oil and gas properties             4,726            94,242           19,162
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                 (73,791)           22,102          (30,627)
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                   (294,956)         (157,942)         (78,131)
                                                                              ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (51,737)           81,412               70
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         82,689             1,277            1,207
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $        30,952   $        82,689  $         1,277
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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout occurred in January, 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective March 31, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $78,517, $72,140 and $49,789, respectively.

         During 1995, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $32,240. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $54,002 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $54,002 was paid to Swift in 1989 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $32,401, $32,401 and $22,207, respectively, as general and administrative overhead allowances.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $215,036, $368,735 and $71,208, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director