Form 10-Q
period 1998-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 1998-08-13
CIK 850424

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission File number 0-18354


                          SWIFT ENERGY MANAGED PENSION

                         ASSETS PARTNERSHIP 1989-A, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                                  76-0274241
(State or other jurisdiction of organization)(I.R.S. Employer Identification No.)


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

                                 Yes  X     No_____
                                     ---

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                 3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997      4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                      5

            Notes to Financial Statements                                             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,282       $       30,952
              Nonoperating interests income receivable                                         49,510               78,106
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         50,792              109,058
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,134,698            2,096,281
         Less-Accumulated amortization                                                     (1,366,946)          (1,310,462)
                                                                                       ---------------     ----------------
                                                                                              767,752              785,819
                                                                                       ---------------     ----------------
                                                                                       $      818,544       $      894,877
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       78,856       $        2,751
                                                                                       ---------------     ----------------

         Limited Partners' Capital (21,600.97 Limited Partnership Units;
                                   $100 per unit)                                             725,889              881,263
         General Partners' Capital                                                             13,799               10,863
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     739,688              892,126
                                                                                       ---------------     ----------------
                                                                                       $      818,544       $      894,877
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        39,646   $        51,798  $        84,543   $       149,935
   Interest income                                         24               993              150             1,716
                                              ---------------   ---------------  ---------------   ---------------
                                                       39,670            52,791           84,693           151,651
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        27,205            27,565           56,484            59,545
   General and administrative                          10,493            12,120           19,250            25,539
                                              ---------------   ---------------  ---------------   ---------------
                                                       37,698            39,685           75,734            85,084
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         1,972   $        13,106  $         8,959   $        66,567
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .09   $           .61  $           .41   $          3.08
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                      1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        8,959          $        66,567
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      56,484                   59,545
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 28,596                   20,705
        (Increase) decrease in other current assets                                         --                   26,643
        Increase (decrease) in accounts payable                                         76,105                   (1,340)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              170,144                  172,120
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (38,417)                 (15,925)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (161,397)                (154,619)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (29,670)                   1,576
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        30,952                   82,689
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,282          $        84,265
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $          695          $            --
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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout occurred in January 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $170,144 and $172,120 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $161,397 and $154,619 for the six months ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 23 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $21,397 or 25 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices and production. Oil prices decreased 29 percent or $5.14/BBL and production declined 34 percent. Declines in revenues were partially offset by an increase in gas production of 19 percent and gas prices of 5 percent or $.11/MCF when compared to second quarter 1997 prices.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 1 percent or $360 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 44 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $79,974 or 37 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 35 percent or $6.76/BBL and in gas prices of 20 percent or $.55/MCF, had a significant impact on partnership performance. Also, current period oil and gas production declined 20 percent and 9 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues.

      Associated amortization expense decreased 5 percent or $3,061 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998    By:        /s/ John R. Alden
          --------------               --------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:     August 4, 1998    By:        /s/ Alton D. Heckaman, Jr.
          --------------               --------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer