Form 10-K405
period 1998-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 1999-03-24
CIK 850424

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                         Incorporated as to

    Registration Statement No. 33-15998             Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS


                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.

ITEM NO.                             PART I                                PAGE
   1           Business                                                    I-1
   2           Properties                                                  I-5
   3           Legal Proceedings                                           I-8
   4           Submission of Matters to a Vote of
                 Security Holders                                          I-8


                                     PART II

   5           Market Price of and Distributions on the
                 Registrant's Units and Related Limited
                 Partner Matters                                          II-1
   6           Selected Financial Data                                    II-2
   7           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            II-2
   8           Financial Statements and Supplementary Data                II-4
   9           Disagreements on Accounting and Financial
                 Disclosure                                               II-4


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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1998, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1998, the Operating Partnership had conveyed to the Registrant a 30% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1998, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

          1. The AWP Field is in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation, accounting for 45% of the value.

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

                                                  Net Production
                                       -----------------------------------
                                                For the Years Ended
                                                   December 31,
                                       -----------------------------------
                                         1998         1997          1996
                                       -------       -------       -------
Net Volumes (Equivalent MCFs)          105,258       137,763       170,029

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                      $1.21         $2.07         $2.23

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------
                                            1998                       1997                    1996
                                    -------------------       ----------------------    ---------------------
                                                Natural                     Natural                   Natural
                                      Oil         Gas           Oil           Gas         Oil           Gas
                                    -------     -------       -------       --------    -------      --------
                                    (BBLS)       (MMCF)        (BBLS)        (MMCF)      (BBLS)        (MMCF)
Proved developed
   reserves at end of year           25,549         405        52,982         456        66,969           579
                                    -------         ---       -------         ---       -------           ---
Proved reserves
   Balance at beginning
     of year                         61,324         556        75,377         675        94,706           758

   Extensions, discoveries
     and other additions                  1          --            --          --           863            39

   Revisions of previous
     estimates                      (23,607)        (50)       (2,139)        (24)       (3,697)          (13)

   Sales of minerals in
     place                               --          --          (454)        (26)       (4,674)          (10)

   Production                        (7,926)        (58)      (11,460)        (69)      (11,821)          (99)
                                    -------         ---       -------         ---       -------           ---

   Balance at end of year            29,792         448        61,324         556        75,377           675
                                    -------         ---       -------         ---       -------           ---


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1998:

                                                                 Reserves
                                                             December 31, 1998
                                                           ---------------------

                                                                     Natural              Wells
                                                          Oil           Gas        --------------------
Acquisition                State(s)                     (BBLS)        (MMCF)       Gross           Net
-----------                ---------                    ------       -------       ------        ------
Shell Oil Company          TX                            9,665           212           67         0.622
Union Pacific              AR, KS, NM
                           OK, TX                       12,428            69          127         1.083
Allstate                   KS, LA, OK                       31            10          158         0.825
Ellison                    OK                            3,052            --           40         0.434
Cairn                      AL, AR, CA,
                           KS, LA, MI,
                           MS, NM, OK,
                           TX, WY                        1,670             6          177         0.406
Michael Hyde               AR, LA, OK,
                           TX                            2,111            98           25         0.289
U.S. Companies             TX                               43             3           19         0.115
Mission Oil
   Company                 TX                              242             7           47         0.093
Hardy Oil Company          TX                              183             8            4         0.004
Amoco                      OK                              367            35          108         0.059
                                                        ------         -----          ---        ------
                                                        29,792           448          772         3.930
                                                        ------         -----          ---        ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 239 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1997 and 1998, the Partnership distributed a total of $264,600 and $238,700, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1998, 1997, 1996, 1995 and 1994, should be read in conjunction with the financial statements included in Item 8:

                                  1998               1997               1996              1995             1994
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     135,628      $     304,871      $     398,589      $      160,868    $     168,715
Income (Loss)              $    (276,609)     $     142,774      $     220,250      $       14,903    $      24,923
Total Assets               $     487,740      $     894,877      $   1,049,688      $    1,055,821    $   1,121,434
Cash Distributions         $     249,722      $     294,956      $     157,942      $       78,131    $     136,513
Long Term Obligations      $          --      $          00      $          --      $           --    $          --
Limited Partners' Net
 Income (Loss) Per Unit    $      (12.58)     $        5.66      $        8.89      $        (1.31)   $         .63
Limited Partners' Cash
 Distributions Per Unit    $       11.05      $       12.25      $        6.20      $         3.20    $        5.62


Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $264,022, $317,010 and $217,252 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1998, 1997 and 1996 totaled $43,924 $78,517 and $72,140, respectively. Cash distributions to partners totaled $249,722, $294,956 and $157,942 in 1998, 1997 and 1996, respectively.

Results of Operations

         Income from nonoperating interests decreased 55 percent in 1998 over 1997. Oil and gas sales decreased 45 percent in 1998 vs. 1997. 1998 oil and gas prices decreased 36 percent or $6.79/BBL and 22 percent or $.60/MCF, respectively. These price declines had a significant impact on partnership performance. Also, production volumes decreased 24 percent due to a 31 percent oil production decrease and a 16 percent gas production decline. The decrease in production, due to accelerated production declines on mature wells, further contributed to the decreased revenues.

         Total amortization expense for 1998 increased 209 percent or $251,993 when compared to 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 14 percent or $17,071 in 1998 when compared to 1997, relating to the 24 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1998 of $269,064, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


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

         During 1999, Partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1998. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1999, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85.15.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.



         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name             Age            Swift and Other Companies
         ----             ---            -------------------------
                                    DIRECTORS

A. Earl Swift             65        Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           70        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           67        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen           74        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       63        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       50        Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow         71        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            43        President, Chief Operating Officer

John R. Alden             53        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          51        Senior Vice President - Funds Management

James M. Kitterman        54        Senior Vice President - Operations

Joe A. D'Amico            50        Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.    41        Vice President - Finance and Controller


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 1,294 Limited Partnership Units, which is 5.99 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 13.5 percent of all partnerships interest in the Partnership.

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

               Balance Sheets as of December 31, 1998 and 1997          IV-3

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                      IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                      IV-6

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

  b(1) REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1989-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1989-A, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1989-A, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                                       ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                            1998                 1997
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,328       $       30,952
              Nonoperating interests income receivable                                         29,284               78,106
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         30,612              109,058
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,140,205            2,096,281
         Less-Accumulated amortization                                                     (1,683,077)          (1,310,462)
                                                                                       ---------------      ---------------
                                                                                              457,128              785,819
                                                                                       ---------------      ---------------
                                                                                       $      487,740       $      894,877
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      121,945       $        2,751
                                                                                       ---------------      ---------------

         Limited Partners' Capital (21,600.97 Limited Partnership Units;
                                   $100 per unit)                                             356,008              881,263
         General Partners' Capital                                                              9,787               10,863
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     365,795              892,126
                                                                                       ---------------      ---------------
                                                                                       $      487,740       $      894,877
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     1998             1997              1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       135,401  $       301,896   $       397,861
   Interest income                                                          227            2,975               728
                                                                ---------------  ---------------   ---------------
                                                                        135,628          304,871           398,589
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
     Normal provision                                                   103,551          120,622           136,220
     Additional provision                                               269,064               --                --
   General and administrative                                            39,622           41,475            42,119
                                                                ---------------  ---------------   ---------------
                                                                        412,237          162,097           178,339
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $      (276,609) $       142,774   $       220,250
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment            Total
                                               --------------   ---------------  ---------------     --------------
Balance,
     December 31, 1995                         $      936,374   $        12,573  $        33,053     $      982,000

Income (Loss)                                         192,032            31,111           (2,893)           220,250

Cash Distributions                                   (133,900)          (24,042)              --           (157,942)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 994,506            19,642           30,160          1,044,308
                                              ---------------   ---------------  ---------------     ---------------

Income (Loss)                                         122,207            21,577           (1,010)           142,774

Cash Distributions                                   (264,600)          (30,356)              --           (294,956)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                                 852,113            10,863           29,150            892,126
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (271,644)            9,946          (14,911)          (276,609)

Cash Distributions                                   (238,700)          (11,022)              --           (249,722)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $       341,769   $         9,787  $        14,239     $      365,795
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

               1996                             $        8.89
                                                =============
               1997                             $        5.66
                                                =============
               1998                             $      (12.58)
                                                =============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                      1998              1997             1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $      (276,609)  $       142,774  $       220,250
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       372,615           120,622          136,220
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   48,822            56,243          (70,777)
        Increase (decrease) in accounts payable                                          119,194            (2,629)         (68,441)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    264,022           317,010          217,252
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                        (43,924)          (78,517)         (72,140)
    Proceeds from sales of nonoperating interests in oil and gas properties                   --             4,726           94,242
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    (43,924)          (73,791)          22,102
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (249,722)         (294,956)        (157,942)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (29,624)          (51,737)          81,412
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            30,952            82,689            1,277
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $         1,328   $        30,952  $        82,689
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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective March 31, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1998, 1997 and 1996, the Partnership acquired nonoperating interests in producing oil and gas properties for $43,924, $78,517 and $72,140, respectively.

         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $269,064. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 resulting in a valuation allowance of $261,773. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $54,002 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $54,002 was paid to Swift in 1989 for services performed for the Partnership. During 1998, 1997 and 1996, the Partnership paid Swift $32,401 per year as general and administrative overhead allowances.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $65,197, $215,036 and $368,735, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                     -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                     -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director