Form 10-K
period 1999-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 2000-03-28
CIK 850424

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from             to
                                             -----------     ----------


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

Yes   X   No
    -----    -----

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

                       Documents Incorporated by Reference

Document                                               Incorporated as to

    Registration Statement No. 33-15998                   Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.

ITEM NO.                                              PART I                          PAGE
--------                                              ------                          ----
   1                       Business                                                   I-1
   2                       Properties                                                 I-5
   3                       Legal Proceedings                                          I-8
   4                       Submission of Matters to a Vote of
                             Security Holders                                         I-8


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                         II-1
   6                       Selected Financial Data                                   II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations           II-2
   8                       Financial Statements and Supplementary Data               II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                              II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                             III-1
  11                       Executive Compensation                                   III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                  III-2
  13                       Certain Relationships and Related Transactions           III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                 IV-1


                                                     OTHER
                                                     -----
                           Signatures

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 30% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The AWP Field is in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation, accounting for 54% of the value.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                                    Net Production
                                      -------------------------------------------
                                                  For the Years Ended
                                                     December 31,
                                      -------------------------------------------
                                        1999             1998              1997
                                      -------           -------          --------
Net Volumes (Equivalent MCFs)          89,519           105,258          137,763

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                      $1.71             $1.21            $2.07

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ----------------------      -----------------------      ----------------------
                                                   Natural                     Natural                      Natural
                                       Oil           Gas           Oil           Gas           Oil           Gas
                                    --------      --------      --------      ---------       -------      --------
                                     (BBLS)        (MMCF)        (BBLS)        (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year            15,625           303        25,549            405        52,982           456
                                    ========      ========      ========      =========      ========      ========
Proved reserves
   Balance at beginning
     of year                          29,792           448        61,324            556        75,377           675

   Extensions, discoveries
     and other additions               3,179             6             1             --            --            --

   Revisions of previous
     estimates                         5,360            66       (23,607)           (50)       (2,139)          (24)

   Sales of minerals in
     place                           (10,118)         (116)           --             --          (454)          (26)

   Production                         (5,492)          (57)       (7,926)           (58)      (11,460)          (69)
                                    --------      --------      --------      ---------       -------      --------

   Balance at end of year             22,721           347        29,792            448        61,324           556
                                    ========      ========      ========      =========      ========      ========


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                                 Reserves
                                                             December 31, 1999
                                                           ---------------------
                                                                          Natural                  Wells
                                                         Oil                Gas           -------------------------
Acquisition                 State(s)                   (BBLS)             (MMCF)           Gross             Net
----------                  ---------                  -------            ------          -------          -------
Shell Oil Company          TX                            9,674               208               67             0.622
Union Pacific              AR, KS, NM
                           OK, TX                        4,157                31              127             1.083
Allstate                   KS, LA, OK                       37                14              158             0.825
Ellison                    OK                            6,231                 1               40             0.434
Cairn                      AL, AR, CA,
                           KS, LA, MI,
                           MS, NM, OK,
                           TX, WY                        1,309                 4              177             0.406
Michael Hyde               AR, LA, OK,
                           TX                              678                41               25             0.289
U.S. Companies             TX                               13                 1               19             0.115
Mission Oil
   Company                 TX                              155                 7               47             0.093
Hardy Oil Company          TX                              190                 8                4             0.004
Amoco                      OK                              277                32              108             0.059
                                                       -------             -----          -------          --------

                                                        22,721               347              772             3.930
                                                       =======            ======          =======          ========

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 234 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $238,700 and $57,700, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     ------------
Revenues                   $     159,791      $     135,628      $      304,871    $     398,589     $     160,868
Income (Loss)              $      43,609      $    (276,609)     $      142,774    $     220,250     $      14,903
Total Assets               $     341,041      $     487,740      $      894,877    $   1,049,688     $   1,055,821
Cash Distributions         $      73,968      $     249,722      $      294,956    $     157,942     $      78,131
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $        1.75      $      (12.58)     $         5.66    $        8.89     $       (1.31)
Limited Partners' Cash
  Distributions Per Unit   $        2.67      $       11.05      $        12.25    $        6.20     $        3.20


Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by (used in) operating activities totaled $(19,951), $264,022 and $317,010 in 1999, 1998 and 1997, respectively. Cash used in operating activities in 1999 is related to an increase in nonoperating interests income receivable and a decrease in accounts payable related to prior period well costs. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $113,557 and $4,726 in 1999 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $12,833, $43,924 and $78,517, respectively. Cash distributions to partners totaled $73,968, $249,722 and $294,956 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by the use of available cash to repay prior period well costs, production declines from the Partnership's depleting property interests, property sales and low oil and gas prices received during the first part of this year.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $21,695 and $24,813 over the next two years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to affiliated operating partnerships, who in turn create and sell to the Partnership nonoperating interests in these same oil and gas properties. The Managing General Partner expects funds available from net profits interests to be distributed to the partners.

Results of Operations

         Income from nonoperating interests increased 18 percent in 1999 over 1998. Oil and gas sales increased $7,174 or 3 percent in 1999 vs. 1998. In 1999, production volumes decreased 15 percent as oil and gas production declined 31 percent and 2 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 45 percent or $5.49/BBL to an average of $17.74/BBL and gas prices increased 11 percent or $0.24/MCF to an average of $2.39/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF remained flat in 1999 compared to 1998, and total production costs decreased 15 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 81 percent or $303,528 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 33 percent or $34,464 in 1999 compared to 1998, related to the decline in production volumes.

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

         During 2000, Partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio, based on Partnership payout having occurred in January 1998.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                   Position(s) with
         Name                Age               Swift and Other Companies
         ----                ---               -------------------------
                                    DIRECTORS
                                    ---------
A. Earl Swift                66           Chief Executive Officer and
                                          Chairman of the Board

Virgil N. Swift              71           Executive Vice President - Business
                                          Development, Vice Chairman of the Board

G. Robert Evans              68           Director of Swift; Chairman of the Board,
                                          Material Sciences Corporation;
                                          Director, Consolidated Freightways, Inc.,
                                          Fibreboard Corporation, Elco Industries, and
                                          Old Second Bancorp

Raymond O. Loen              75           Director of Swift; President, R. O. Loen
                                          Company

Henry C. Montgomery          64           Director of Swift; Chairman of the Board,
                                          Montgomery Financial Services Corporation;
                                          Director, Southwall Technology Corporation

Clyde W. Smith, Jr.          51           Director of Swift; President, Somerset
                                          Properties, Inc.

Harold J. Withrow            72           Director of Swift

                                    EXECUTIVE OFFICERS
                                    ------------------

Terry E. Swift               44           President

Joe A. D'Amico               51           Chief Operating Officer

John R. Alden                54           Senior Vice President - Finance,
                                          Chief Financial Officer and Secretary

Bruce H. Vincent             52           Senior Vice President - Funds Management

James M. Kitterman           55           Senior Vice President - Operations

Alton D. Heckaman, Jr.       42           Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 1,292 Limited Partnership Units, which is 5.99 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 13.5 percent of all partnership interests in the Partnership.

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

                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                          PAGE NO.
               --------------------                                          --------
               Report of Independent Public Accountants                        IV-2

               Balance Sheets as of December 31, 1999 and 1998                 IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                             IV-4

               Statements of Partners' Capital for the years
                  ended December 31, 1999, 1998 and 1997                       IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                             IV-6

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

  b(1) REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Managed Pension Assets Partnership 1989-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1989-A, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1989-A, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                              ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                    1999                  1998
                                                                --------------        --------------
      ASSETS:

      Current Assets:
           Cash and cash equivalents                            $        8,133        $        1,328
           Nonoperating interests income receivable                     45,591                29,284
                                                                --------------        --------------
                Total Current Assets                                    53,724                30,612
                                                                --------------        --------------

      Nonoperating interests in oil and gas
           properties, using full cost accounting                    2,039,481             2,140,205
      Less-Accumulated amortization                                 (1,752,164)           (1,683,077)
                                                                --------------        --------------
                                                                       287,317               457,128
                                                                --------------        --------------
                                                                $      341,041        $      487,740
                                                                ==============        ==============


      LIABILITIES AND PARTNERS' CAPITAL:

      Current Liabilities:
           Accounts Payable                                     $        5,605        $      121,945
                                                                --------------        --------------


      Limited Partners' Capital (21,601 Limited Partnership
                                   Units; $100 per unit)               329,996               356,008
       General Partners' Capital                                         5,440                 9,787
                                                                --------------        --------------
                Total Partners' Capital                                335,436               365,795
                                                                --------------        --------------
                                                                $      341,041        $      487,740
                                                                ==============        ==============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                            1999               1998               1997
                                                       ---------------     --------------     --------------

       REVENUES:
            Income from nonoperating interests         $       159,335     $      135,401     $      301,896
            Interest income                                        456                227              2,975
                                                       ---------------     --------------
                                                                                              --------------
                                                               159,791            135,628            304,871
                                                       ---------------     --------------     --------------


       COSTS AND EXPENSES:
            Amortization -
                 Normal                                         69,087            103,551            120,622
                 Additional                                         --            269,064                 --
            General and administrative                          47,095             39,622             41,475
                                                       ---------------     --------------     --------------
                                                               116,182            412,237            162,097
                                                       ---------------     --------------     --------------
       NET INCOME (LOSS)                               $        43,609     $     (276,609)    $       142,774
                                                       ===============     ==============     ==============





                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       Limited            General           Combining
                                       Partners           Partners          Adjustment           Total
                                    ---------------    ---------------    ---------------    ---------------
     Balance
          December 31, 1996         $       994,506    $        19,642    $        30,160    $     1,044,308

     Income (Loss)                          122,207             21,577             (1,010)           142,774

     Cash Distributions                    (264,600)           (30,356)                --           (294,956)
                                    ---------------    ---------------    ---------------    ---------------

     Balance,
          December 31, 1997                 852,113             10,863             29,150            892,126
                                    ---------------    ---------------    ---------------    ---------------

     Income (Loss)                         (271,644)             9,946            (14,911)          (276,609)

     Cash Distributions                    (238,700)           (11,022)               --            (249,722)
                                    ---------------    ---------------    ---------------    ---------------

     Balance,
          December 31, 1998                 341,769              9,787             14,239            365,795
                                    ---------------    ---------------    ---------------    ---------------

     Income (Loss)                           37,749             11,921             (6,061)            43,609

     Cash Distributions                     (57,700)           (16,268)                --            (73,968)
                                    ---------------    ---------------    ---------------    ---------------

     Balance,
          December 31, 1999         $       321,818    $         5,440    $         8,178    $       335,436
                                    ===============    ===============    ===============    ===============


     Limited Partners' net income (loss)
          per unit

          1997                      $          5.66
                                    ===============

          1998                      $        (12.58)
                                    ===============

          1999                      $          1.75
                                    ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                   1999             1998              1997
                                                                               -------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                             $      43,609    $     (276,609)   $     142,774
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                69,087           372,615          120,622
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable       (16,307)           48,822           56,243
               Increase (decrease) in accounts payable                              (116,340)          119,194           (2,629)
                                                                               -------------    --------------    -------------
          Net cash provided by (used in) operating activities                        (19,951)          264,022          317,010
                                                                               -------------    --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                   (12,833)          (43,924)         (78,517)
     Proceeds from sales of nonoperating interests in oil and gas properties         113,557                --            4,726
                                                                               -------------    --------------    -------------
          Net cash provided by (used in) investing activities                        100,724           (43,924)         (73,791)
                                                                               -------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                  (73,968)         (249,722)        (294,956)
                                                                               -------------    --------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   6,805           (29,624)         (51,737)
                                                                               -------------    --------------    -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         1,328            30,952           82,689
                                                                               -------------    --------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $       8,133    $        1,328   $       30,952
                                                                               =============    ==============    =============



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

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective March 31, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $12,833, $43,924 and $78,517, respectively.

         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $269,064. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998, resulting in a valuation allowance of $261,773. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $54,002 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $54,002 was paid to Swift in 1989 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $32,401 per year as general and administrative overhead allowances.

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

         SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $125,131, $65,197 and $215,036, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1989-A, LTD.
                                          (Registrant)

                                 By:      SWIFT ENERGY COMPANY
                                           General Partner

Date:      March 10, 2000        By:      s/b A. Earl Swift
         -----------------                ----------------------------
                                          A. Earl Swift
                                          Chief Executive Officer

Date:      March 10, 2000        By:      s/b John R. Alden
         -----------------                ----------------------------
                                          John R. Alden
                                          Principal Financial Officer

Date:      March 10, 2000        By:      s/b Alton D. Heckaman, Jr.
         -----------------                ----------------------------
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

                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1989-A, LTD.
                                          (Registrant)

                                 By:      SWIFT ENERGY COMPANY
                                           General Partner

Date:      March 10, 2000        By:      s/b A. Earl Swift
         -----------------                ---------------------------
                                          A. Earl Swift
                                          Director and Principal
                                          Executive Officer

Date:      March 10, 2000        By:      s/b Virgil N. Swift
         -----------------                ---------------------------
                                          Virgil N. Swift
                                          Director and Executive
                                          Vice President - Business
                                          Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.


                                   SIGNATURES


Date:      March 10, 2000        By:      s/b G. Robert Evans
         -----------------                ---------------------------
                                          G. Robert Evans
                                          Director

Date:      March 10, 2000        By:      s/b Raymond O. Loen
         -----------------                ---------------------------
                                          Raymond O. Loen
                                          Director

Date:      March 10, 2000        By:      s/b Henry C. Montgomery
         -----------------                ---------------------------
                                          Henry C. Montgomery
                                          Director

Date:      March 10, 2000        By:      s/b Clyde W. Smith, Jr.
         -----------------                ---------------------------
                                          Clyde W. Smith, Jr.
                                          Director

Date:      March 10, 2000        By:      s/b Harold J. Withrow
         -----------------                ---------------------------
                                          Harold J. Withrow
                                          Director