Form 10-Q
period 2000-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A LTD
filed 2000-05-12
CIK 850424

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------     --------

                         Commission File Number 0-18354

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                              76-0274241
      (State or other jurisdiction               (I.R.S. Employer
         of organization)                       Identification No.)

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

Yes  X      No
   ------      -----

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                               PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                           3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999              4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999              5

            Notes to Financial Statements                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                         9

PART II.    OTHER INFORMATION                                                   11


SIGNATURES                                                                      12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.

                                 BALANCE SHEETS


                                                               March 31,            December 31,
                                                                 2000                  1999
                                                            ---------------       ---------------
                                                             (Unaudited)

ASSETS:
Current Assets:
     Cash and cash equivalents                              $         4,139       $         8,133
     Nonoperating interests income receivable                        56,502                45,591
                                                            ---------------       ---------------
          Total Current Assets                                       60,641                53,724
                                                            ---------------       ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                       2,043,269             2,039,481
Less-Accumulated amortization                                    (1,764,476)           (1,752,164)
                                                            ---------------       ---------------
                                                                    278,793               287,317
                                                            ---------------       ---------------
                                                            $       339,434       $       341,041
                                                            ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                       $         3,511       $         5,605
                                                            ---------------       ---------------


Limited Partners' Capital (21,601 Limited Partnership
                            Units; $100 per unit)                   328,372               329,996
General Partners' Capital                                             7,551                 5,440
                                                            ---------------       ---------------
          Total Partners' Capital                                   335,923               335,436
                                                            ---------------       ---------------
                                                            $       339,434       $       341,041
                                                            ===============       ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                       ---------------------------------
                                                           2000               1999
                                                       --------------     --------------

REVENUES:
     Income from nonoperating interests                $       42,708     $       62,259
     Interest income                                               58                 39
                                                       --------------     --------------
                                                               42,766             62,298
                                                       --------------     --------------


COSTS AND EXPENSES:

     Amortization                                              12,312             30,955
     General and administrative                                11,286             12,461
                                                       --------------     --------------
                                                               23,598             43,416
                                                       --------------     --------------
NET INCOME (LOSS)                                      $       19,168     $       18,882
                                                       ==============     ==============




Limited Partners' net income (loss)
     per unit                                          $         0.67     $         0.53
                                                       ==============     ==============





                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         ------------------------------------
                                                                                             2000                  1999
                                                                                         --------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                       $       19,168       $        18,882
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                           12,312                30,955
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable                  (10,911)              (13,950)
               Increase (decrease) in accounts payable                                           (2,094)              (60,470)
                                                                                         --------------       ---------------
          Net cash provided by (used in) operating activities                                    18,475               (24,583)
                                                                                         --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to nonoperating interests in oil and gas properties                               (3,788)               (1,106)

     Proceeds from sales of nonoperating interests in oil and gas properties                         --                42,406
                                                                                         --------------       ---------------
          Net cash provided by (used in) investing activities                                    (3,788)               41,300
                                                                                         --------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash Distributions to partners                                                             (18,681)              (16,712)
                                                                                         --------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (3,994)                    5
                                                                                         --------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  8,133                 1,328
                                                                                         --------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $        4,139      $          1,333
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

LIQUIDITY AND CAPITAL RESOURCES

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $18,475 and $(24,583) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $42,406 for the three months ended March 31, 1999. Cash distributions totaled $18,681 and $16,712 for the three months ended March 31, 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 31 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales declined $16,628 or 20 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999, due to decreased oil and gas production. Current quarter production volumes decreased 53 percent as oil and gas production declined 26 percent and 64 percent, respectively, when compared to first quarter 1999 production volumes. Production declines were related to the Partnership's property sales in 1999. Oil prices increased 103 percent or $13.14/BBL to an average of $25.95/BBL and gas prices increased 51 percent or $1.04/MCF to an average of $3.07/MCF for the quarter. Decreased production significantly offset the effect of increased oil and gas prices.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 160 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 23 percent.

      Total amortization expense decreased 60 percent or $18,643 in 2000 compared to first quarter 1999, related to the decline in production volumes.

      Partnership   payout  occurred  as  of  January  1,  1998.   During  2000,
partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio.

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

                                     SWIFT ENERGY MANAGED PENSION
                                     ASSETS PARTNERSHIP 1989-A, LTD.
                                     (Registrant)

                          By:        SWIFT ENERGY COMPANY
                                     Managing General Partner

Date:     May 8, 2000     By:        /s/ John R. Alden
        --------------
                                     --------------------------------------
                                     John R. Alden
                                     Senior Vice President, Secretary
                                     and Principal Financial Officer

Date:     May 8, 2000     By:        /s/ Alton D. Heckaman, Jr.
         -------------
                                     --------------------------------------
                                     Alton D. Heckaman, Jr.
                                     Vice President, Controller
                                     and Principal Accounting Officer